Form 10KSB
period 1999-12-31
CETEK TECHNOLOGIES INC
filed 2000-08-21
CIK 824107

                       U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
                 [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF
                             THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ________________to ________________

                             Commission file number:


                            CETEK TECHNOLOGIES, INC.
              (Exact name of small business issuer in its charter)


              Delaware                               84-0925366
      --------------------------            ------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)


                               19 Commerce Street
                          Poughkeepsie, New York 12603
               (Address of principal executive offices) (ZipCode)

                    Issuer's telephone number (914) 452-3510

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No._____

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for the year ended December 31, 1999 were $354,030.

      The aggregate market value of the common stock held by non-affiliates of the issuer is $7,484,640

      The number of shares outstanding of the issuer's common stock is 54,760,097 as of March 31, 2000


                       DOCUMENTS INCORPORATED BY REFERENCE

            None.

================================================================================

ITEM 1. Description of Business

Introduction General

Introduction

Cetek Technologies, Inc. (the "Company"), through its wholly owned subsidiary Cetek Corporation (the "Subsidiary"), is engaged in the manufacturing and development of materials such as ceramics. The Company has derived substantially all its revenues from the fulfillment of orders for its contract manufacturing operations. Nevertheless, its main focus since 1993 has been directed towards the research and development of an improved manufacturing process for advanced ceramics. Advanced ceramics are ceramics that require special engineering and are used in electronics and other specialized applications. In 1999 the Company did not derive any revenues from the sale of products utilizing its process.

The Subsidiary has been in continuous operation since November, 1987. In 1994 the Subsidiary was acquired by Darcy Corporation. Darcy had previously acquired all of the issued and outstanding shares of capital stock of Cetek in a share exchange, pursuant to which Darcy issued an aggregate of 13,845,000 of its common stock to the holders of all the issued and outstanding shares of stock of Cetek (approximately 91% of the outstanding Darcy shares, post acquisition).

The Company's executive offices and manufacturing facility are located at 19 Commerce Street, Poughkeepsie, New York 12603, telephone (914) 452-3510, fax number (914) 454-3524. As used herein, unless otherwise indicated by the context the term "Company" refers to the Company and its Subsidiary.

Contract Manufacturing

The Company has operated a contract manufacturing operation since 1988, handling general precision machining, sheet metal fabrication and welding, electronic manufacturing and testing, and general design of metal components and systems.

The Company as a contract manufacturer completes orders for original equipment manufacturers and others. The Company completes the manufacturing in accordance with the specifications of its customer. Upon completion the products are shipped to the customer or other parties for assembly by the client. The Company has a full array of equipment to fulfill its contracts which are obtained by an officer of the Company. The Company does not maintain a separate sales force for this purpose.

The equipment and personnel of the Company's fabricating facilities are also utilized in the Company's proposed ceramic business. There are 14 employees engaged in this business.

In connection with its contract manufacturing, since 1997 the Company has maintained business relations with Pitney Bowes and Circon ACMI both of which are unaffiliated with the Company. The Company's relationships with these clients have accounted for approximately 80% of the Company's sales in 1998 and 1999. Pitney Bowes accounted for 61.3% and 55.7% of the Company's revenues in 1999 and 1998 respectively. Circon ACMI accounted for 22.6% and 31.6% of the Company's revenues in 1998 and 1999 respectively.

Ceramic Industry Background

Ceramics have been used by man for centuries in the form of bricks, tile, and glass. In recent years, the processing methods have dramatically improved, creating a new generation of advanced ceramic material which is lighter, stronger and more durable than its metal counterparts. Advanced ceramic materials can be broadly categorized as electronic ceramics and structural ceramics. Electronic ceramics are used as substrates (or the base upon which circuits and other components are affixed for electronic products.) The substrates are used in computers, medical equipment, communication equipment and consumer products. Structural ceramics used in aerospace defense design, bioceramics and environmental products, heat engines, wear parts and cutting tools. Structural ceramics, for example, have been used in car engines and military aircraft and helicopters as form of bullet-proof window protection.

Advanced ceramics are expected to continue their growth. It is estimated that the electronic ceramics will continue to hold the largest market share of the U.S. advanced ceramics materials, while substantial growth will occur in the structural ceramics market.

Cetek Process

The Company has been engaged in developing a process (the "Cetek Process") to produce ceramic products at lower production costs with possible enhanced qualities. Most ceramic products are produced by mixing various raw materials (alumina, silica and dozens of other compounds) and then sintered or heated in a high temperature furnace until the mixture becomes hard. Varying mixing procedures may also be used as well as different sintering methods varying temperature, heating duration and other factors. Thus, there are wide array of variables in manufacturing specific ceramic products. The final ceramic products have different properties of hardness, thickness, heat resistance, durability, electric resistance and other properties depending on the various elements of process used.

Generally, the surface of the final ceramic product is not smooth. This requires machining, grinding and polishing to smooth the ceramic surface. These machining steps add cost to the final product. Machining also lessens the ability to affix electronic circuitry to a substrate. In addition, machining may lead to breakage of the product and in some instances cause microfissures which reduces the quality of the product.

Over the last several years the Company has been engaged in the development of the Cetek Process. The process involves proprietary formulations, mixing and sintering procedures and results in a ceramic product which is smooth and requires little or no machining thereby reducing or eliminating machining costs. Products manufactured with the Cetek Process have enhanced qualities because of the absence of microfissures caused by the machining process. The Company has utilized the Cetek Process to produce mulite, cordierite and perovsite and other commonly used ceramic materials.

In the first quarter of 2000 and in 1998 and 1999 the Company produced various samples utilizing the Cetek Process and have had the resulting products tested internally and by third parties including an independent laboratory of a university at which a director was employed. While the Company has not received orders it has engaged in marketing activity. It has had discussions with several potential customers and supplied products for internal testing by these potential customers. It is also working with a customer to develop specifications for and testing a product which the customer may utilize. The customer has agreed to reimburse a portion of the expense involved in developing this product.

During the development period prior to 2000 the Company has derived no revenues from its ceramic operations. However, in 1997 it performed an agreement by New York State Energy Research and Development Authority relating to development of certain sintering procedures used in the development of the Cetek Process. The Company has entered into an additional grant to further develop the process. Under the grant the state contributes funds to demonstrate the effectiveness of the sintering process (which is utilized in the Cetek Process) by building, operating and documenting the performance of the process. The Company is obligated to expend funds for this purpose. The State is to receive a royalty on future sales.

Nature of Company's Products and Services to be Offered

The Company does not anticipate maintaining an inventory or manufacturing products for sale of off-the-shelf products. Rather, it anticipates its sales will be made to fulfill orders for ceramic products in accordance with the specifications of a customer. The Company anticipates products made with the Cetek Process will be utilized for substrates for electronic components and for structural materials.

Substrates are made in a variety of sizes and are used as base for electronic circuitry. Each electronic product may require a different substrate. Generally, after a ceramic manufacturer produces the substrates for an electronic customer specifications, either a subcontractor or the customer attaches or sets plugs or pins where the wiring and components are to be attached to the substrate for a completed product. The Company intends to acquire the equipment necessary for insertion of the plugs at a future stage of its development. Whether simply as a supplier of ceramic material or full service contractor the Company intends to market its services to manufacturers of various electronic components.

The Company will also actively market its special ceramic material to be used for flat display panels. This is the use of an extremely thin (less than an inch) display for electronic products (i.e., screens for laptops.) The ceramic is used for (back panel of the display). With the increased interest in the development of flat panel displays, the industry has attracted federal investment. The Company also believes that the ceramic material back panel used for flat panel displays will further be applied for use on aircraft panels, operating room electronics and other medical applications.

Proposed Marketing and Sales

At the present time the Company is seeking to pursue its ceramic business in the small to medium sized quantity order market for electronic ceramic products and flat panel display product.

The marketing and sales effort will be carried by the President and independent non-exclusive sales representative. The Company intends to enter into agreements with several sales organizations for domestic sales and two for international sales.

The Company further believes that its marketing strengths lie in the fact that the Company will offer quality products at competitive prices due to its manufacturing process as well as in its ability to offer a complete manufacturing and service facility in one location.

Employees

As of March 15, 2000 the Company employed 21 full-time employees, none of whom are subject to employment agreements. None of the employees are members of labor unions. Management believes that it enjoys satisfactory relations with its employees.

Competition

If the Company obtains sufficient funds and is able to commence production of ceramic material in commercial quantities, the Company will compete with other manufacturers of ceramic products. Many of these firms have greater financial, managerial and technical resources than the Company. The Company will be in direct competition with large companies such as Kyocera (Japan), Coors (US) and Phillips (the Netherlands), as well as a large number of smaller companies. The Company's ability to be competitive in the future will depend on its ability to demonstrate the cost and structural advantage of products made with the Cetek Process. There can be no assurance that the Company will be able to enter into such agreements and be competitive. The Company is an insignificant factor in the contract manufacturing industry.

Research and Development

The Company has expended $41,747 in first quarter of 2000, $351,058 in 1999 and $19,171 in 1998 for research and development. The research expenses included the expenses of employees, various consultants, and the costs of supplies and independent testing.

The Company has had its products tested by a number of independent laboratories. sThe primary purpose of these tests is to enable the Company to gauge the effectiveness of the Company's Cetek Process. The results of these tests are made available to potential customers which generally also conduct their own tests. Until his retirement in 1997 from Alfred University, one of the Company's director's was a professor at this university, which provided testing. The Company does not believe this relationship affected the validity of the tests in any manner.

ITEM 2. Description of property

The Company's executive offices and facilities are located at 19 Commerce Street, Poughkeepsie, New York where it leases approximately 20,000 square feet pursuant to a lease that expires in October, 2001 The annual base rental for this space, which was renovated in 1991, is approximately $90,000. The landlord, who is the principal stockholder and chief executive officer of the Company, has agreed to waive all payments for the rent while the Company is in default to a lender.

ITEM 3. Legal Proceedings

Management of the Company is not aware of any legal proceedings, threatened or pending legal proceedings, to which the Company is a party or to which the property of the Company is subject as a defendant.

ITEM 4. Submission of Matters to a vote of Securities Holders.

      None.



                                     PART II

ITEM 5. Market For Common Equity and Other Related Stockholder Matters

Until October 1999 our common stock was quoted on the OTC Bulletin Board; thereafter quotations are published in the "pink sheets" maintained by National Quotation Bureau. Set forth below are the high and low closing bid quotations for our common stock for quotes for the stock have appeared in the pink sheets published by the National Quotation Bureau. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

            Period Ending                       High Asked        Low Bid
            -------------                       ----------        -------

            December 31, 1999                    -                    -

            September 30, 1999                   -                    -

            June 30, 1999                        $0.1600           $0.0600

            March 31, 1999                        0.3700            0.0600

            December 31, 1998                     0.0625            0.0300

            September 30, 1998                    0.1300            0.1300

            June 30, 1998                         0.4300            0.3125

            March 31, 1998                          *                 *

            December 31, 1997                       *                 *

            September 30, 1997                      *                 *

            June 30, 1997                           *                 *

            March 31, 1997                        0.1250            0.1250


            * no quote


As of August 15, 2000, there were approximately 125 recordholders of the our common stock, although we believe that there are more than five hundred beneficial owners of our common stock. There are no shares of preferred stock currently outstanding.

We have not paid any dividend and have no surplus to legally pay any dividend.
 We plan to retain most future earnings for use in our business. Payment of dividends is within the discretion of our board of directors and cash dividends will depend, among other factors, upon our earnings, financial condition and capital requirements.

Recent Securities Transactions

The following sets forth information relating to all unregistered securities of the Company sold by it in the last 3 years.

In March, 1999, the Company completed a private placement of its securities by issuing 2% Series A Senior Subordinated Convertible Debentures. The Company received gross proceeds of $600,000 from the sale of these debentures. The debentures and interest were due March17, 2001, with interest accruing at 2% per annum. The Company, at its option, at maturity may pay any remaining principal plus all accrued interest in cash or common stock of the Company. The holder of debentures are entitled, at their option, to convert all or any amount of the debentures into shares of the Company's Common Stock at a conversion price equal to 75% of market. The notes were issued pursuant to the provision of Rule 504 of Regulation D. The holders of the debentures converted the entire amount of debentures into 678,745 shares of common stock. The issuance of these shares was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 3(a)(9) thereof.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Financial Statements and related footnotes.

This report contains certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from these forward-looking statements. These risk include:

      -     the failure to obtain orders for products made with the Cetek
            Process;
      - the failure to receive sufficient capital to commence ceramic business and for operations;
      - the inability to manufacture products utilizing the Cetek Process in commercial quarters;
      -     products utilizing the Cetek Process in commercial quarters;
      -     the loss of contact manufacturing customers;
      -     change in technology.

Plan of Operation

The Company has incurred losses since inception. The Company has completed the development of its Cetek Process for commercial purposes. During 2000, the Company will seek to change the emphasis of its business operations from contract manufacturing work to its ceramic operations. The Company is satisfied that it is ready to market products utilizing the Cetek Process. Its main focus during the year 2000 will be to explore the marketability of products manufactured through the Cetek Process. The Company has held discussions with several potential customers and supplied these potential customers with samples. If it obtains sufficient customer interest it will seek financing of its ceramic operation necessary to purchase any needed equipment and for operating expenses. The Company will also hire additional employees for production and marketing of its product. The Company also intends to pursue contract manufacturing operation but will allocate more of its resources to its ceramic operations if the ceramic operations increase.

Statement of Operations

First Quarter 2000 Compared to First Quarter 1999

The Company had slightly more revenues from operation in first quarter 2000 than in the first quarter 1999 ($71,279 compared to $66,263). The net loss of the Company for the first quarter of 2000 was $191,635 a decline of $60,170 from the loss of $251,805 in the first quarter of 1999. The reduction resulted primarily because we incurred interest expense, including non cash expenses of $135,842 in the first quarter of 1999 due to our financing compared to interest expense of $38,433 in the first quarter of 2000. During the first quarter 2000 we nevertheless incurred increased research and general and administrative expenses respectively of approximately $40,225 and $3,112.

-  Year Ended 1999 Compared to Year Ended 1998

The Company had slightly more revenues in first quarter 2000 than in the first quarter of 1999 ($71,274 in 2000 and $66,263 in 1999). The Company's net loss declined from $251,805 in the first quarter 1999 to $191,635, however, incurred a net loss of approximately $842,000 compared to 301,000 in 1998. This loss resulted primarily from increased cost and expenses which increased from approximately $674,750 in 1998 to approximately $1,196,000 in 1999. The increase in expenses was in significant part attributable to an increase in research expenses from $19,171 in 1998 to 351,085 in 1999 for the development of the Cetek Process. In addition, interest expenses rose from $72,047 in 1998 to $285,400 in 1999, due to a non-cash charge of $186,000 to reflect the conversion of debentures below market value.

Liquidity

The Company had a working capital deficit of approximately $173,000 as of December 31, 1999 compared to a working capital deficit of approximately ($450,000) as of December 31, 1998. The reduction of deficit is primarily attributable to the sale of the Company's securities in 1999.

The Company however does not have sufficient working capital to sustain its current levels of operations. During 1999 the Company has been unable to pay its indebtedness on a timely basis. It has defaulted on several obligations including a loan from Dutchess County Economic Development Corp. and amounts due on equipment leases. In addition it has been unable to make rent payments for its facility or to pay its chief executive officer salary. These payments aggregating $100,000 have been waived and have been treated as a capital contribution.

The Company was able to continue operations by financing activity pursuant to which it received $1,000,000. In March 1999, the Company completed a private placement of its securities by issuing 2% Series A Senior Subordinated Convertible Debentures. Through such placement, the Company obtained gross proceeds of $600,000. It also obtained additional funds of approximately $1,000,000 in 1999 from the sale of equity. Unless the Company obtains additional funds from financing or other sources it may not be able to survive and will not be able to promote the Cetek Process.

The Company's present liquidity problem stems from the funding requirements necessary to develop the Cetek Process. The Company utilized the funds to produce samples of its product which it either had tested by independent laboratories or provided to potential customers. It also acquired and converted equipment for the Cetek Process. The Company has estimated it needs additional funds to commence commercial operations in order, among other things, to purchase additional equipment estimated to cost approximately $450,000.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to pages F-1 through F-19 comprising a portion of this annual report on Form 10-KSB.

ITEM 8. Changes in and Disagreements with Accountants

None of the events described in Item 304 of Regulation S-B has occurred within the past twenty-four months.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons

The directors and executive officers of the Company are as follows;

      Name                          Age         Position

      Fayiz Hilal                   59          President and Chairman of the
                                                Board

      John Hilal                    30          Vice President of Operations,
                                                Director

[     Dr. Gordon Love               64          Vice President of Strategic
                                                Planning, Technical Director,
                                                Director]

      Dr. Richard Spriggs           64          Director

      Thomas C. Aposporos           45          Director

      Dr. Ellen Tormey              38          Director

All directors serve for a term of one year or until their respective successors have been duly elected.

FAYIZ HILAL. Mr. Hilal is the founder of Cetek Technologies, Inc. and has served as its President and Chairman of the Board since its inception. Prior to establishing the Company, Mr. Hilal served as Chairman and Chief Executive Officer of Tratron, Inc., which he established in 1976 specializing in custom engineering and technical design services. In addition, Mr. Hilal held technical and managerial positions with Honeywell, Inc., Chemical Rubber and I.B.M. Corporation.

JOHN HILAL. Mr. Hilal has been employed by the Company since 1994 and has served as Vice President of Manufacturing and Director of the Company since 1996. Mr. Hilal received his undergraduate degree in Business and Marketing from the University of Notre Dame in 1994. Mr. John Hilal is the son of Fayiz Hilal.

DR. GORDON LOVE. Dr. Love has been Vice President of Strategic Planning, Technical Director and a Director of the Company since 1993. From 1987 to 1992, he served as Technical Director of the ceramic division of ALCOA. From 1978 to 1987, Dr. Love served as Vice President of Technology at Sprague Electric Company. Dr. Love received his B.S. degree in Metallurgy from Case-Western Reserve University in 1958 and his M.S. degree and PhD in Metallurgy from Carnegie-Mellon University in 1960 and 1963, respectively.]
DR. RICHARD SPRIGGS. Dr. Spriggs has served as a director of the Company since 1993. From 1987 to the present, he has served as and continues to serve as a John F. McMahon professor of ceramic technology at the New York State College of Ceramics at Alfred University. Prior thereto, Dr. Spriggs served nine years as a staff officer and staff director of the National Research Counsel at the National Academy of Sciences. Dr. Spriggs received his B.S. degree in

Ceramics from Pennsylvania State University and his M.S. and PhD degrees in Ceramic Engineering from the University of Illinois.

DR. ELLEN TORMEY. Dr. Tormey has served as a Director of the Company since November, 1995. For more than the last five years she has been Senior Engineer with David Sarnoff Research Center. From 1991 to 1995, she was a Principal Engineer with Ceramics Process Systems Corporation. From 1989 to 1990, Dr. Tormey was Manager of Laminated Product R&D Group. Prior thereto, Dr. Tormey held management positions with several companies, as well as spending three years as Senior Engineer with Digital Equipment Corporation. Dr. Tormey received her B.S. degree in Ceramic Engineering from Alfred University in 1976 and her PhD in Ceramic Science from the Massachusetts Institute of Technology in 1982.

THOMAS C. APOSPOROS. Mr. Aposporos has served as a director of the company since 1995. For the last five years Mr. Aposporos is the principal in Aposporos & Son, a commercial real estate brokerage firm. He also serves as chairman of Progressive Bank, Inc. PSBK-NASDQ and as a director of Progressive's subsidiary, Pawling Savings Bank.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

Compliance with Section 16(a) of the Exchange Act

Forms 3, 4 and 5 have not yet been filed by any officer, director or beneficial owner of more than 10 percent of our common stock. The Company had no securities registered under the Exchange Act prior to last fiscal year and therefore no such reporting person was required to file reports under Section 16(a) of the Exchange Act in prior years. All reports for officers and directors will be filed by August 21, 2000. The Company will encourage beneficial owners of more than 10% of the Company's common stock to file their reports by the same date.

ITEM 10. Executive Compensation

Mr. Fayiz Hilal, Chief Executive Officer of the Company, has not received any compensation during the last three fiscal years. During 1998 through 1999 he accrued $100,000 of salary all of which he has waived. There are no employment agreements with any officer. The Company does not pay any compensation to director.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 15, 1999 certain information concerning the shares of Common Stock beneficially owned by each director and executive officer of the Company, by all officers and directors of the Company as a group, and by each stockholder known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock.

                                    Shares of     Beneficial
                                  Common Stock    Ownership
                                                  Percentage

Fayiz K. Hilal (1)                      5,162,000       9.34%
Christopher G. Hilal (3)            5,200,000 (1)       9.41%
Dr. Gordon Love                        30,000 (2)       0.05%
Dr. Richard Spriggs                    30,000 (2)       0.05%
Thomas Aposporos                       30,000 (2)       0.05%
Dr. Ellen Tormey                       20,000 (2)       0.04%
Hilal Family Trust                      4,000,000       7.24%
John P. Hilal (3)                       1,200,000       2.17%
David M. Hilal (3)                      1,200,000       2.17%
Bridget M. Hilal (3)                    1,200,000       2.17%
All officers and directors as      10,472,000 (1)      18.95%
a group (a total of 6 persons)

(1) Includes the 4,000,000 shares of the Company's common stock owned by the Hilal Family Trust of which Christopher G. Hilal is Trustee and has sole voting power over these shares.

(2) Represents significantly less than 1% of the issued and outstanding shares of the Company's common stock.

(3) John Hilal, Christopher Hilal, Bridget Hilal and David Hilal are all children of Fayiz Hilal none of whom are dependent children. Each of these children are beneficiaries of the Hilal Family Trust. Except in the case of Christopher Hilal who is sole Trustee none of the shares owned by the Trust are included in the number of shares owned by any of these beneficiaries.

ITEM 12. Certain Relationships and Transactions

During the years ended December 31, 1999 and 1998 Mr. Fayiz Hilal, the Company's president and principal shareholder advanced the Company approximately $5,000 and $38,302 respectively. Interest in the amount of $15,334 and $12,643 accrued respectively in each such year. The amount owing to Mr. Hilal is represented by a note in the amount of $237,801 which includes advances and accrued interest.

The Company leases its executive office space and manufacturing facility under a lease from Mr. Hilal on a month-to-month basis. Mr. Hilal has waived all rent payments until debt obligations to the U.S. Small Business Administration and Dutchess County Economic Development Corp. have been paid in full, in accordance with the terms of the loans.

ITEM 13.

(a) Exhibits

3.01 Certificate of Incorporation of the Company

                            CETEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                           DECEMBER 31, 1999 AND 1998

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

Independent Auditors' Report                                      F-1 - F-2

Financial Statements:

  Consolidated Balance Sheets, December 31, 1999
   and 1998                                                          F-3

  Consolidated Statements of Operations, Years
   Ended December 31, 1999, 1998 and 1997                            F-4

  Consolidated Statements of Stockholders'
   (Deficiency), Years Ended December 31, 1999,
   1998 and 1997                                                  F-5 - F-6

  Consolidated Statements of Cash Flows, Years
   Ended December 31, 1999, 1998 and 1997                         F-7 - F-8

  Notes to Consolidated Financial Statements                      F-9 - F-18

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Cetek Technologies, Inc.
Poughkeepsie, New York

      We have audited the accompanying consolidated balance sheets of Cetek Technologies, Inc. and its subsidiary (the "Company"), as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cetek Technologies, Inc. and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, is in default on its loan obligations, has accumulated stockholders' deficit and a working capital deficit. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WIENER, GOODMAN & COMPANY P.C.
Certified Public Accountant
Eatontown, NJ

Date:  March 21, 2000

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       December 31,
                                                 -----------------------
                                                    1999            1998
                                                 ----------      ----------
Current Assets:
  Cash                                             $377,673        $ 17,350
  Accounts receivable                                30,693          54,298
  Inventory                                          32,296          53,036
  Prepaid expenses                                   18,236           -
                                                 ----------         -------
    Total Current Assets                            458,898         124,684

Property and equipment - net                        474,200         270,350

Other assets                                          4,575           7,130
                                                 ----------         -------

        TOTAL ASSETS                            $   937,673        $402,164
                                                 ==========         =======

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
  Short-term debt                               $   138,000       $ 108,000
  Current portion of long-term debt                  69,284          67,823
  Current maturities of capitalized
   lease obligations                                145,804         137,123
  Accounts payable                                   46,975          48,164
  Accrued expenses                                  222,696         213,017
                                                 ----------         -------
    Total Current Liabilities                       622,759         574,127

Long term capital lease obligation                   36,680
Long term debt                                       59,066          95,248
Note payable to officer                             237,801         232,792
                                                 ----------        --------
    Total Liabilities                               956,306         902,167
                                                 ----------        --------

Stockholders' (Deficiency):
  Preferred stock, par value $.001 per
   share - authorized 1,000,000 shares;
   none issued                                         -               -
  Common stock, par value $.001 per
   share - authorized 50,000,000 shares;
   outstanding 46,977,516 and 22,562,279
   shares                                            46,978          22,563
  Paid-in-capital                                 1,937,515         626,601
  (Deficit)                                      (2,003,126)     (1,149,167)
                                                 ----------      -----------
    Total Stockholders'(Deficiency)                 (18,633)       (500,003)
                                                 ----------      ----------

        TOTAL LIABILITIES AND STOCK-
         HOLDERS'(DEFICIENCY)                   $   937,673     $   402,164
                                                 ==========      ==========





               See notes to consolidated financial statements.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Year Ended December 31,
                                      -----------------------------------------
                                         1999            1998          1997
                                      ---------        ---------     ----------

Sales-net                            $  354,030       $  373,884     $  367,111
                                     ----------       ----------     ----------

Cost and Expenses:
 Cost of sales                          344,225          366,840        429,311
 Selling, general and
  administrative                        206,679          216,693        169,238
 Research and development               351,058           19,171         15,037
 Interest expense                       297,442           72,047         75,368
 Loss on sale of assets                   -                 -            24,200
 Dividend income                         18,065             -              -
 Loss on sale of marketable
  securities                             26,650             -              -
                                     ----------       ----------     ----------
                                      1,207,989          674,751        713,154
                                     ----------       ----------     ----------

Net (loss)                           $ (853,959)      $ (300,867)    $ (346,043)
                                     ==========       ==========     ==========
(Loss) per common share -
 basic and diluted                   $     (.02)      $     (.02)     $    (.02)
                                     ==========       ==========     ==========

Weighted average number of
 common shares outstanding -
 basic and diluted                   36,444,154       17,636,422     15,321,898
                                     ==========       ==========     ==========




               See notes to consolidated financial statements.

                    CETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                         Common Stock
                                     Shares               Par         Paid-In
                                   Outstanding           Value         Capital           (Deficit)         Total
                                   -----------           ------        -------           ---------        --------

Balance, January
 1, 1997 as restated               15,321,898           $15,322       $343,568          $ (502,257)      $(143,367)

Forgiveness of rent
 obligation                             -                  -            50,000               -              50,000
Issuance of warrants                    -                  -             5,800               -               5,800
Net (loss)                              -                  -              -               (346,043)       (346,043)
                                   ----------            ------        -------           ---------        --------

Balance, December
 31, 1997                          15,321,898            15,322        399,368            (848,300)       (433,610)

Forgiveness of officer
 salary                                 -                  -            50,000               -              50,000
Forgiveness of rent
 obligation                             -                  -            50,000               -              50,000
Sale of common stock
 (at $.0333 per share)              3,224,020             3,225        104,096               -             107,321
Conversion of
 convertible debt to
 common stock
 (at $.0333 per share)                 46,361                46         23,137               -              23,183
Issuance of common stock
 for services, valued
 at $.001 per share                 3,970,000             3,970           -                  -               3,970
Net (loss)                              -                  -              -               (300,867)       (300,867)
                                   ----------            ------        -------          ----------        --------

Balance, December
 31, 1998                          22,562,279            22,563        626,601          (1,149,167)       (500,003)




               See notes to consolidated financial statements.

                    CETEK TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                         Common Stock
                                     Shares               Par         Paid-In
                                   Outstanding           Value         Capital           (Deficit)         Total
                                   -----------           ------        -------           ---------        --------

Forgiveness of officer
 salary                                 -                  -            50,000               -              50,000
Forgiveness of rent
 obligation                             -                  -            50,000               -              50,000
Sale of common stock
 (at $.0544 per share)              8,297,818             8,298        443,459               -             451,757
Conversion of debenture
 (at $.0113-$.0562 per
 share)                            16,117,419            16,117        541,883               -             558,000
Conversion of debentures
 to common stock at below
 fair market value                      -                  -           202,100               -             202,100
Issuance of warrants
 in connection with
 loan financing                         -                  -            23,472               -              23,472
Net (loss)                              -                  -              -               (853,959)       (853,959)
                                   ----------           -------      ---------          ----------       ---------

Balance, December
 31, 1999                          46,977,516          $ 46,978     $1,937,515         $(2,003,126)     $  (18,633)
                                   ==========           =======      =========          ==========       =========





               See notes to consolidated financial statements.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Year Ended December 31,
                                         -------------------------------------
                                            1999         1998           1997
                                         ---------    ---------      ---------
Cash flows from operating
 activities:
  Net (loss)                             $(853,959)   $(300,867)    $ (346,043)
  Adjustments to reconcile net
   (loss) to net cash provided
   by operating activities:
    Depreciation                           101,731       92,178         98,958
    Loss on sale of fixed
     assets                                   -            -            24,200
    Non-cash rent expense                   50,000       50,000         50,000
    Non-cash compensation                   50,000       50,000
    Non-cash interest expense              225,572        3,183          5,800
    Issuance of stock for services            -           3,970           -
    Loss on sale of marketable
     securities                             26,650         -              -
    Changes in operating assets
     and liabilities                        37,154          617        209,046
                                         ---------    ---------      ---------
       Net Cash Provided by
        (Used in)Operating
        Activities                        (362,852)    (100,919)        41,961
                                         ---------    ---------      ---------

Cash flows from investing acti-
 vities:
  Purchases of equipment                  (255,581)        -          (300,000)
  Proceeds from sale of fixed
   assets                                     -            -           250,000
  Purchase of marketable
   securities                                 -            -              -
                                         ---------    ---------      ---------
       Net Cash (Used in) Pro-
        vided by Investment
        Activities                        (255,581)        -           (50,000)
                                         ---------    ---------      ---------

Cash flows from financing acti-
 vities:
  Proceeds from sale of common
   stock                                   451,757      107,321           -
  Proceeds from sale of conver-
   tible debentures                        600,000         -            16,000
  Repayment of borrowings                  (51,360)     (32,035)       (39,583)
  Proceeds from officer loan                 5,009       38,292         27,500
  Proceeds from sale of
   marketable securities                   537,251         -              -
  Purchase of marketable
   securities                             (563,901)        -              -
                                         ---------    ---------      ---------
       Net Cash Provided by
        Financing Activities               978,756      113,578          3,917
                                         ---------    ---------      ---------



                                                                     (Continued)
                 See notes to consolidated financial statements.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                 Year Ended December 31,
                                         -------------------------------------
                                            1999         1998           1997
                                         ---------     --------       --------
Net Increase (Decrease) in Cash            360,323       12,659         (4,122)

Cash - beginning of year                    17,350        4,691          8,813
                                         ---------     --------       --------

Cash - end of year                       $ 377,673     $ 17,350       $  4,691
                                         =========     ========       ========


Changes in operating assets and
 liabilities consist of:
  (Increase) decrease in accounts
   receivable                            $  23,605     $  4,830       $(16,046)
  Decrease (increase) in inventory          20,740      (44,045)         2,213
  Decrease (increase) in prepaid
   expenses                                (18,236)       3,696             33
  Decrease in other assets                   2,555        2,555        102,554
  Increase (decrease) in
   accounts payable                         (1,189)     (51,720)        59,835
  Increase in accrued expenses               9,679       85,301         62,293
  (Decrease) in due to
   affiliated company                         -            -            (1,836)
                                         ---------     --------       --------

                                         $  37,154     $   (617)      $209,046
                                         =========     ========       ========

Supplementary Information:
  Cash paid during the year for:

    Interest                             $  13,933     $ 16,078       $ 27,128
                                         =========     ========       ========
    Taxes                                $   1,537     $   -          $    675
                                         =========     ========       ========

Non-Cash Financing Activities:
  Conversion of
   debt to common stock                  $ 558,000     $ 20,000       $   -
                                         =========     ========        =======
  Fair value of rent
   contributed by officer                $  50,000     $ 50,000       $ 50,000
                                         =========     ========        =======
  Issuance of warrants                   $    -        $   -          $  5,800
                                         =========     ========        =======
  Capitalized lease obligations          $  50,000     $   -          $   -
                                         =========     ========        =======
  Issuance of stock for services         $    -        $  3,970       $   -
                                         =========     ========        =======
  Conversion of accrued interest
   to common stock                       $    -        $  3,183       $   -
                                         =========     ========        =======
  Forgiveness of officers
   salary                                $  50,000     $ 50,000       $   -
                                         =========     ========        =======
  Conversion of debentures to
   common stock                          $ 202,100     $   -          $   -
                                         =========     ========        =======
  Issue of warrants in
   connection with loan financing        $  23,472     $   -          $   -
                                         =========     ========        =======



                 See notes to consolidated financial statements.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cetek Technologies, Inc. and its subsidiary (the "Company") are engaged in developing, marketing and manufacturing ceramic material and components used in electronics, medical and consumer products. In addition, they are in the business of general precision machining, sheet metal fabrication and welding, electronic manufacturing and testing as well as general design of components and systems.

         Nature of Business and Liquidity

         The Company's financial statements for the year ended December 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

         As described in notes 7 and 12, the Company was in default at December 31, 1999 and 1998 on its loan agreements and its capitalized lease obligations. Additionally, the Company has incurred net losses of $854,000, $301,000, and $346,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the Company has a stockholders' deficiency of $18,600 and a working capital deficiency of $164,000. Management recognizes that the Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and increase its sales sufficiently to cover its costs and expenses. In an effort to increase its sales and profitability, management is aggressively seeking new business. Management's plans include possible strategic alliances and mergers or acquisitions with other companies that may be compatible with the Company.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

         Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Marketable Securities

         The Company classifies its investment in equity securities net of deferred income taxes as "available for sale", and accordingly, reflects unrealized losses as a separate component of stockholders' equity (deficiency).

         The fair value of marketable securities are estimated based on quoted market prices. Realized gain or losses are based on the specific identification method. The gross realized loss for the year ended December 31, 1999 was approximately $26,000.

         Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Exposure to losses on receivables is principally dependant on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures.

         The Company places its temporary cash investments with quality financial institutions.

         Inventories

         Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (first-in, first-out) or market.

         Revenue Recognition

         Revenue from sales is recognized upon shipment to customers. Provision for discounts and allowances to customers are provided for in the same period the related sales are recorded.

         Depreciation and Amortization

         Property and equipment are stated at historical cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over their estimated useful lives.

         Income Taxes

         Deferred taxes are provided to reflect the tax effect of temporary differences between financial reporting and tax basis of assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward. The Company has not reflected any benefit of such net operating loss as the realization of this deferred tax asset is not more than likely.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Allowance for Doubtful Accounts

         The Company records bad debt expense on a specific customer basis. As of December 31, 1999 and 1998 no allowance for doubtful accounts was deemed necessary.

         Stock Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules.

         Evaluation of Long-Lived Assets

         Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of December 31, 1999, management concluded that no impairment exists.

         Loss Per Common Share

         Basic earnings (loss) per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing the net earnings by the weighted average of common shares and potential common shares outstanding during the year. Potential common shares outstanding at December 31, 1999, 1998 and 1997 related to 1,023,636, 108,000 and 120,000 warrants and convertible debt to purchase common stock, respectively. During the three years ending December 31, 1999 potential common shares were not used in the computation of diluted loss per share as their effect would be antidilutive.

       Fair Value of Financial Instruments

         For financial instruments including cash, accounts receivable, prepaid expenses short-term debt, current portion of long-term debt, current portion of capitalized leases, accounts payable and accrued expenses it was assumed that the carrying amount approximated fair value because of the short term nature of these instruments. The estimated fair values of convertible debt subject to fair value disclosure was determined by multiplying the number of common shares the debt is convertible into by the quoted market price of the Company's common stock at December 31, 1999 and 1998, respectively.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31,                    December 31,
                              1999                            1998
                           -----------                     -----------

                        Carrying           Fair         Carrying       Fair
                          Value           Value           Value       Value
                          -----           -----           -----       -----
Convertible debt        $138,000         $42,000        $108,000     $5,000

         New Financial Accounting Standards

            In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter in the year ending December 31, 2001 and retroactive application is not permitted. Management does not believe that this Statement will have a significant impact on the Company.

2.     ACQUISITION

   During January, 1997, the Company acquired all of the assets of C. W. Inc., a company that manufactures ceramic material and components used in electronics, medical and consumer products for $300,000 cash. The assets purchased consisted primarily of machinery and equipment and customer lists. Subsequent to the acquisition, the Company sold a majority of the machinery and equipment for $250,000. Of the remaining equipment, $25,000 was capitalized and approximately $25,000 was written off as unusable. The Company has recorded the acquisition as a purchase. The results of the operations from the date of acquisition to December 31, 1999 were not material.

3.       INVENTORIES

                                                 December 31,
                                          -----------------------
                                             1999            1998
                                          ----------      ---------
         Raw materials                    $    -          $    4,760
         Finished goods                       32,296          48,276
                                           ---------       ---------
                                          $   32,296      $   53,076
                                           =========       =========

4.       PROPERTY AND EQUIPMENT

                                                 December 31,
                                          -----------------------
                                             1999            1998
                                          ----------      ----------
         Machinery and equipment          $  846,900      $ 564,737
         Leasehold improvements               55,608         32,190
                                           ---------       --------
                                             902,508        596,927
         Less accumulated depreci-
          ation and amortization             428,308        326,577
                                           ---------       --------
                                          $  474,200      $ 270,350
                                           =========       ========

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       INCOME TAXES

         At December 31, 1999, the Company has a net operating loss ("NOL") carryforward of approximately $1,991,000 for financial reporting and tax purposes expiring in the years 2009 through 2013. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax asset is not more than likely.

         The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effect are as follows:

                                             December 31,
                                             ------------
                                   1999                          1998
                                   ----                          ----
                           Temporary         Tax       Temporary        Tax
                           Difference       Effect     Difference      Effect
                           ----------       -------    ----------     --------

Net operating loss        $(2,003,000)    $(812,000)  $(1,099,000)   $(440,000)

Valuation allowance         2,003,000       812,000     1,099,000      440,000
                           ----------       -------    ----------     --------
                          $     -          $   -      $     -        $    -
                           ==========       =======    ==========     ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. At December 31, 1999 and 1998 the Company recorded a full valuation allowance for the deferred tax assets as the Company's ability to realize these benefits is not "more likely than not". Accordingly, there is no deferred tax asset included in the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively.

6.       DEBT

         Short-Term Debt

                                                         December 31,
                                                    ---------------------
                                                      1999           1998
                                                    --------      ---------
         Subordinated convertible deben-
          tures to various individuals,
          interest at 11% per year, due
          on demand (1)(2)                          $ 96,000      $108,000

         Subordinated convertible deben-
          tures to various individuals,
          interest at 2% per year, due
          on March 17, 2000  (4)                      42,000          -
                                                     -------       -------
                                                    $138,000      $108,000
                                                     =======       =======

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       DEBT (Continued)

         Long-Term Debt

         Long-term debt consists of the following:

                                                          December 31,
                                                   -----------------------
                                                      1999           1998
                                                   ----------     ----------
         Note payable to U.S.
          Small Business Administration,
          interest at 11.75%, principal
          and interest, in the amount of
          $3,788 payable monthly,
          through May, 2002 (3)                    $ 95,251       $ 129,968

         Note payable to Dutchess County
          Economic Development Corp.,
          interest at 3.875%, principal
          and interest, in the amount of
          $681 payable monthly
          through November, 2001 (3)                  33,103         33,103
                                                    --------       --------
                                                     128,354        163,071
         Less amount due in one year                  69,288         67,823
                                                    --------       --------

         Long-term debt                            $  59,066      $  95,248
                                                    ========       ========

(1) During November 1996, the Company entered into a private placement of securities, in which the Company raised $120,000 through the sale of Units. Each "Unit" consisted of one $20,000 convertible promissory note bearing interest at 11% per annum and a redeemable common stock warrant exercisable to purchase up to 20,000 shares of the Company's common stock at $1.50 per share expiring in five (5) years from the date of issuance and expiring through December, 2001. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $1 per share, and are convertible any time or by Automatic Conversion (based on the average of the last bid price of the Company's common stock as listed on NASDAQ or national securities exchanges, for a period of thirty (30) consecutive trading days if the price has equaled or exceeded $3.00 per common share). Due to the inability of the Company to sell the minimum number of units required under the private placement of securities, the notes are due on demand.

During 1998, one of the debt holders converted his note to 20,000 shares of the Company's Common Stock. In addition, $3,184 of accrued interest on the debt was converted into 3,183 of the Company's Common Stock. For the years ending December 31, 1999 and 1998 the Company repaid $10,000 and $8,000 to various stockholders, respectively on the subordinated convertible debentures which are in default.

(2) During June 1997, the Company entered into a private placement of securities, in which the Company raised $16,000 through the sale of units. Each "Unit" consisted of one $8,000 convertible promissory note bearing interest at 11% per annum. Each note is convertible under the same terms as (1) above. For the years ending December 31, 1999 and 1998 the Company repaid $2,000 and $-0-, respectively on the subordinated convertible debentures which are in default.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       DEBT (Continued)

(3) On December 31, 1999, the Company was in default under the terms of its loan agreement with the Dutchess County Economics Development Corp. Consequently, the remaining principal balance of $33,103 is due on demand and is presented as a current liability in the accompanying balance sheet.

         The notes are secured by substantially all the assets of the Company and officer life insurance policies in the amount of $235,000. Additionally, the building owned by Fayiz Hilal ("Hilal"), the Company's President, Chief Executive Officer and major shareholder, has been pledged as collateral. No rent payments may be paid to him while the loan is in default. (See Note 12).

(4) In March 1999, the Company completed a private placement of its securities by issuing 2% Series A Senior Subordinated Convertible Debentures. The Company raised $600,000 from the sale of these debentures. The debentures and interest are due March 17, 2001, with interest accruing at 2% per annum. The Company, at their option, at maturity may pay any remaining principal plus all accrued interest in cash or common stock of the Company. The holder of debentures are entitled, at their option, to convert all or any amount of the debentures into shares of the Company's Common Stock. The conversion price for each share of Common Stock will be equal to 75% of the closing bid price of Common Stock as reported on the National Association of Securities Dealers Electronic Bulletin Board for the day immediately preceding the date of receipt by the Company of notice of conversion.

         Debt discount in connection with the issuance of debt with stock purchase warrants are amortized over the life of the related obligation. Interest expense for the year ended December 31, 1999 is $36,750.

         As of December 31, 1999 the holders of the debentures converted $558,000 of the debentures into 16,117,419 shares of common stock. The conversion price for the debentures was 75% of closing bid price upon conversion. The Company recorded $186,000 of additional interest expense for the year ended December 31, 1999 to reflect the conversion of the debentures below the fair market value of the Company's common stock at the date of conversion and is included in the accompanying statement of operations.

         In February 2000, the remaining convertible debentures in the amount of $42,000 were converted into 523,636 shares of common stock. An additional 37,690 shares were issued in lieu of interest in February 2000. The Company recorded additional interest expense for the year ended December 31, 1999 to reflect the interest at below market rate, in the amount of approximately $16,000 and is included in the accompanying statement of operations.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       NOTE PAYABLE TO OFFICER/STOCKHOLDER

                                                 December 31,
                                            -------------------
                                              1999        1998
                                            --------------------
         Note payable to officer/
          stockholder, interest pay-
          able at 6.5 % interest            $237,801     $232,792
                                             =======      =======

8.       RELATED PARTY TRANSACTIONS

         (a) During the years ended December 31, 1999, 1998,and 1997, Hilal advanced the Company $5,009, $38,292, and $27,500, and interest was accrued in the amount of $15,334, $12,643, and $11,375, respectively. The note payable to officer at December 31, 1999 and 1998 was $237,801 and $232,801, respectively.

         (b) The Company leases its facilities from Hilal. Hilal has forgiven all rent payments until the obligations to U.S. Small Business Administration and Dutchess County Economic Development Corp. have been paid in full, in accordance with the terms of the loans. The forgiveness of the rent obligation of $50,000 for the years ended December 31, 1999, 1998 and 1997, has been credited to additional paid-in capital.

         (c) Hilal has forgiven his officers salary in the amount of $50,000 for the years ended December 31, 1999 and 1998 and the Company has recorded the forgiveness as a contribution to additional paid-in-capital.

9. MAJOR CUSTOMERS

         The Company had sales in excess of ten (10%) percent with two (2) customers in 1999 and 1998. The amounts and percentage were approximately $217,000 (61.3%) and $80,000 (22.6%) in 1999 and $215,000 (55.7%) and $122,000
(31.6%) in 1998.

         The loss of these customers could have a materially adverse effect on the Company.

10.      WARRANTS

         The Company issued warrants in connection with a private placement debt offering. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Interest expense has been charged for the warrants issued to non-employees based on the fair value at the grant date consistent with the provisions of SFAS No. 123. Therefore, the net loss, basic loss per share, and diluted loss per share for years ended 1999 and 1998 are the same for both reported and proforma amounts.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      WARRANTS (Continued)

         The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for warrants in 1999: dividend yield of -0- %, expected volatility of 273.124%, risk free interest rate of 10.0% and expected life of five (5) years..

         Information regarding the Company's Warrants for 1999, 1998 and 1997 is as follows:

                                           1999                   1998                 1997
                                    ------------------     -------------------   -------------------
                                             Weighted-              Weighted-             Weighted-
                                             Average                Average               Average
                                             Exercise               Exercise              Exercise
                                    Shares     Price       Shares     Price      Shares     Price
                                    ------   ---------     ------   ----------   ------   ----------

Warrants outstanding
 beginning of year                  100,000    $ 1.50      120,000     $ 1.50    120,000     $ 1.50
Warrants granted                  1,000,000       .08         -          -           -       $ 1.50
Warrants exercised                 (500,000)      .08      (20,000)      1.50        -           -
                                  ---------     -----     --------      -----     -------    ------
Warrants outstanding
 end of year                        600,000    $ 1.50      100,000     $ 1.50    120,000     $ 1.50
                                  =========     =====     ========      =====    =======      =====

Warrants price range

 at end of year                     $  1.50               $   1.50                $  1.50
Warrant price range

 for exercised shares               $   .08               $   1.50                $   -
Weighted-average fair
 value of warrants

 granted during the year            $   .08               $     -                 $   -

             The following table summarizes information about fixed-price stock warrants outstanding at December 31, 1999:

                              Weighted-                    Number
             Number Out-      Average       Weighted-     Exercisable     Weighted
Range of     standing at     Remaining      Average           at          Average
Exercise     December 31,    Contractual    Exercise      December 31,    Exercise
 Price          1999            Life         Price           1999          Price
--------     ------------    -----------    --------      ------------    -------
$ 1.50        100,000       1 yr. 11 mos.    $ 1.50         100,000        $ 1.50

$  .08        500,000       4 yrs. 3 mos.    $  .08         500,000        $  .08
              -------                                       -------

              600,000                                       600,000
              =======                                       =======

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      COMMITMENTS AND CONTINGENCIES

         Leases

(a) The Company leases its facilities under an operating lease with Hilal on a month-to-month basis. Hilal has waived rent payments until the obligations to the U.S. Small Business Administration and Dutchess County Economic Development Corp. have been paid and retired in accordance with the terms of the loans. The Company has recorded the forgiveness of rent as a contribution to paid-in capital. (See Note 5 of Notes to Consolidated Financial Statements). Under the terms of the lease, the Company is responsible for real estate taxes and other executory charges. The rent and executory charges for the years ended December 31, 1999, 1998 and 1997 were $67,541, $55,706, and $85,040, respectively.

(b) The Company leases equipment under capital leases. The cost of equipment in the amount of $237,732 and accumulated depreciation of $106,238 is included in property and equipment.

          At December 31, 1999, the Company was in default with Colonial Pacific Leasing due to non-payment of monthly principal and interest lease agreements. Consequently, the remaining principle balance of $137,123 is due on demand and is presented as a current liability in the balance sheet. In addition, included in accrued expense is $53,103 of interest expense for the year ended December 31, 1999.

         Following is a schedule of future minimum lease payments for capital leases as of December 31, 1999:

                       2000                 $260,930
                       2001                   12,572
                       2002                   12,572
                       2003                   12,572
                       2004                    5,239
                 Thereafter                     -
                                             -------
                                             303,885

            Less interest                    121,401
                                             -------

            Present value of net
             minimum obligations             182,484

         Less current portion                145,804
                                             -------

         Long term obligation               $ 36,680
                                             =======

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    COMMITMENTS AND CONTINGENCIES (Continued)

         Commitment

         In connection with the acquisition of the assets of C. W. Inc. in January, 1997, the Company entered into an employment agreement with a sales representative for a term of ten (10) years. The sales representative will be paid:

         1) Commissions on gross sales over a period of ten (10) years as defined in the agreement.

         2) In the event of termination, death, sale or transfer of ownership of the control of the Company, additional compensation shall be paid in an amount equal to the sum of $350,000 less the total compensation paid above.

         During 1999 and 1998, no amounts were earned under the terms of the agreement.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.


August 21, 2000                             CETEK TECHNOLOGIES, INC.


                                       By: /s/ Fayiz Hilal
                                          --------------------------------------
                                          Fayiz Hilal, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 21, 2000

                                       By: /s/ Fayiz Hilal
                                          --------------------------------------
                                       Fayiz Hilal, President, Chief Executive
                                       Officer and Director Chief Financial
                                       Officer

Date: August 21, 2000

                                       By: /s/ John Hilal
                                          --------------------------------------
                                       John Hilal, Vice Presidentof Operation
                                       and Director

Date: August 21, 2000

                                       By: /s/ Gordon Lane
                                          --------------------------------------
                                       Dr. Gordon Lane

Date: August 21, 2000

                                       By: /s/ Richard Spriggs
                                          --------------------------------------
                                       Dr. Richard Spriggs

Date: August 21, 2000

                                       By: /s/ Thomas C. Aposporas
                                          --------------------------------------
                                       Thomas C. Aposporas

Date: August 21, 2000

                                       By: /s/ Ellen Tormey
                                          --------------------------------------
                                       Dr. Ellen Tormey