Form 10QSB
period 2000-03-31
CETEK TECHNOLOGIES INC
filed 2000-08-21
CIK 824107

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............. to ..............

              Commission File Number  000-27223


                            CETEK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                 84-0925366
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                               19 Commerce Street
                             Poughkeepsie, NY 12603
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

                                 (914) 452-3510
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At March 31, 2000, there were 47,538,842 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                      INDEX
                                      -----

                                                                          Page
                                                                          ----

Part I.  Financial Information                                             1

  Item 1.         Financial Statements

                  Balance Sheets as of March 31, 2000
                   (unaudited) and December 31, 1999                       2

                  Statements of Operations   and for the
                   Three Months Ended March 31, 2000
                   and 1999 (unaudited)                                    3

                  Statements of Cash Flows   for the Three
                   Months Ended March 31, 2000 and
                   1999 (unaudited)                                       4 - 5

                  Notes to Financial Statements (unaudited)               6 - 7

  Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                   or Plan of Operations                                  8 - 9

Part II. Other Information

  Item 1.         Legal Proceedings                                         10

  Item 6.         Exhibits and Report on Form 8-K                           10

Signatures                                                                  11

PART I.  Financial Information

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Report on Form 10-SB dated September 2, 1999.

                  The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                              March 31,                December 31,
                                                                                2000                       1999
                                                                            -----------                -------------
                                                                            (Unaudited)
Current Assets:
  Cash                                                                      $  218,313                   $  377,673
  Accounts receivable                                                           49,736                       30,693
  Inventory                                                                     35,514                       32,296
  Prepaid expenses                                                                -                         102,236
                                                                            ----------                   ----------

     Total Current Assets                                                      303,563                      542,898
Property and equipment - net                                                   463,110                      474,200

Other assets                                                                     3,936                        4,575
                                                                            ----------                   ----------
     TOTAL ASSETS                                                           $  770,609                   $1,021,673
                                                                            ==========                   ==========

       LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIENCY)


Current Liabilities:

  Short-term debt                                                           $   80,000                   $  138,000
  Current portion of long-term debt                                             73,297                       69,284
  Current maturities of capitalized
   lease obligations                                                           149,123                      145,804
  Accounts payable                                                              54,707                       46,975
  Accrued expenses                                                             226,831                      222,696
                                                                            ----------                   ----------

     Total Current Liabilities                                                 583,958                      622,759

Long term capital lease obligations                                             32,029                       36,680
Long-term debt                                                                  49,322                       59,066
Note payable to officer                                                        237,801                      237,801
                                                                            ----------                   ----------

     Total Liabilities                                                         903,110                      956,306
                                                                            ----------                   ----------

Stockholders' Deficiency:
  Preferred stock; par value $.001
   per share - authorized 1,000,000
   shares; none issued                                                            -                            -
  Common stock, par value $.001 per
   share - authorized, 50,000,000
   shares; outstanding 47,538,842
   and 46,977,516 shares                                                        47,539                       46,978
  Paid in capital                                                            2,014,721                    2,021,515
  (Deficit)                                                                 (2,194,761)                  (2,003,126)
                                                                            ----------                   ----------

     Total Stockholders' Equity

      (Deficiency)                                                            (132,501)                      65,367
                                                                            ----------                   ----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY
      (DEFICIENCY)                                                          $  770,609                   $1,021,673
                                                                            ==========                   ==========

                     CETEK TECHNOLOGIES, INC AND SUBSIDIARY
                             STATEMENT OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                             -------------------------------------
                                                  2000                      1999
                                             ----------                 ----------
                                                    (Unaudited)

Sales-net                                    $   71,279                 $   66,263
                                             ----------                 ----------

Costs and Expenses:
  Cost of sales                                 129,165                    127,272
  Selling, general and
   administrative expenses                       56,584                     53,432
  Research and development                       41,747                      1,522
  Interest expense                               38,433                    135,842
  Dividend income                                 3,015                       -
                                             ----------                 ----------
                                                262,914                    318,068
                                             ----------                 ----------

Net loss                                     $  191,635                 $  251,805
                                             ==========                 ==========

(Loss) per common share -
  basic and diluted                          $    -                     $      .01
                                             ==========                 ==========

Weighted average number of
  common shares outstanding -
  basic and diluted                          47,486,554                 30,621,527
                                             ==========                 ==========

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

                                                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                            -----------------------------------
                                                                                              2000                      1999
                                                                                            --------                   --------
                                                                                                    (Unaudited)
Cash flows from operating activities:
   Net (loss)                                                                             $ (191,635)                $ (251,805)
   Adjustments to reconcile
    net (loss) to net cash
    provided by operating
    activities:
    Depreciation                                                                              31,789                     22,000
    Non cash rent expense                                                                     12,500                     12,500
    Non cash compensation                                                                     12,500                     12,500
    Non cash interest expense                                                                 10,767                    116,000
    Issuance of stock for services
    Loss on sale of marketable
     securities
  Changes in operating assets                                                                  8,481                    (20,298)
                                                                                            --------                   --------

  Net Cash (Used in )
   Operating Activities                                                                     (115,598)                  (109,103)
                                                                                            --------                   --------

Cash flows from investing activities:
   Purchase of equipment                                                                     (20,699)                      -
                                                                                            --------                   --------

Cash flows from financing activities:
  Proceeds from sale of
   common stock                                                                                 -                       170,423
  Proceeds from sale of convertible
   debentures                                                                                   -                       600,000
  Repayment of borrowings                                                                    (23,063)                   (13,278)
                                                                                            --------                   --------

  Net Cash Provided by
   Financing Activities                                                                      (23,063)                   757,145
                                                                                            --------                   --------

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                       STATEMENT OF CASH FLOWS (continued)


                                                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                                         ---------
                                                                                               2000                      1999
                                                                                               ----                      ----
                                                                                                        (Unaudited)
Net increase (decrease)
  in Cash                                                                                   (159,360)                   648,042

Cash - beginning of period                                                                   377,673                     17,350
                                                                                           ---------                   --------

Cash - end of period                                                                       $ 218,313                   $665,392
                                                                                           =========                   ========

Changes in operating assets and liabilities consist of:
  (Increase) decrease in accounts
   receivable                                                                                (19,043)                    30,352
  (Increase) decrease in inventory                                                            (3,218)                     4,759
  (Increase) decrease in prepaid
   expenses                                                                                   18,236                    (45,935)
  Decrease in other assets                                                                       639                        639
  Increase (decrease) in accounts
   payable                                                                                     7,732                    (19,868)
  Increase in accrued expenses                                                                 4,135                      9,755
                                                                                           ---------                   --------

                                                                                           $   8,481                   $(20,298)
                                                                                           =========                   ========
Supplementary Information:
  Cash paid during the year for:
     Interest                                                                              $   3,682                   $
                                                                                           =========                   ========
     Income taxes                                                                          $     680                   $    600
                                                                                           =========                   ========

Non-cash financing activities:
  Conversion of debt to common
   stock                                                                                   $  42,000                   $200,000
                                                                                           =========                   ========
  Fair value of rent contributed
   by officer                                                                              $  12,500                   $ 12,500
                                                                                           =========                   ========
  Issuance of warrants in
   connection with loan financing                                                          $    -                      $  7,422
                                                                                           =========                   ========
  Forgiveness of officers salary                                                           $  12,500                   $ 12,500
                                                                                           =========                   ========

                     CETEK TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 2000, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. The information for December 31, 1999 was derived from audited financial statements.

2.           Nature of Business and Liquidity

             The Company's financial statements for the three months ended March 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

             The Company was in default at March 31, 2000 on its loan agreements and its capitalization lease obligations. Additionally, the Company has incurred net losses of $191,635 for the three months ended March 31, 2000 and $854,000 for the year ended December 31, 1999. The Company has a stockholders' deficiency of $132,500 and a working capital deficiency of $280,000 as of March 31, 2000. Management recognizes that the Company's continued existence is dependant upon its ability to obtain needed working capital through additional equity and/or debt financing and increase its sales sufficiently to cover its costs and expenses. In an effort to increase its sales and profitability, management is aggressively seeking new business. Management's plans include possible strategic alliances and mergers or acquisitions with other companies that may be compatible with the Company.

             However, there is no assurance that additional capital will be obtained or mergers and acquisitions will take place. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

             The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.         Earnings Per Share

         Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period.

4.         Sale of common stock and common stock warrants

         In March 1999, the Company completed a private placement of its securities by issuing 2% Series A Senior Subordinated Convertible Debentures in the amount of $600,000. As of March 31, 2000 all the debentures were converted to common stock. The Company issued 16,678,745 shares of common stock with a conversion price for the debentures at 75% of the closing bid price upon conversion. The Company recorded $200,000 of additional interest to reflect the conversion of the debentures below fair market value of the Company's common stock at the date of the conversion of which $14,000 and $116,000 is included in the statement of operations for the three months ended March 31, 2000 and 1999, respectively.

Item 2.   Management's Discussion and Analysis of Plans of Operations

       The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, (a) the risk that it may be unable to respond adequately to rapidly changing technological developments in its industry, (b) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (c) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, (d) the Company's reliance on certain substantial customers, and (e) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in Item 1 of the Company's Form 10-SB dated September 2, 1999, which could cause actual results to differ materially from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

Three Months ended March 31, 2000 vs.
   Three Months ended March 31, 1999

         Net Sales

             Net sales increased from $66,263 during the first three months of 1999 to $71,279 during the first three months of 2000. The Company considers the increase to be immaterial.

         Cost of Sales

             Cost of sales increased from $127,272 during the first three months of 1999 to $129,165 during the first three months of 2000. The Company considers the increase to be immaterial.

         General and Administrative Expenses

General and administrative expenses increased from $53,432 during the first three months of 1999 to $56,544 during the first three months of 2000. The Company considers the increase to be immaterial.

         Interest Expense

Interest expense decreased from $135,842 for the three months ended March 31, 1999 to $38,433 for the three months ended March 31, 2000. The Company attributes the decrease primarily to the valuation of common stock warrants in connection with the sale of the Company's common stock during the three months ended March 31, 1999.

         Research and Development

Research and Development increased from $1,522 for the three months ended March 31, 1999 to $41,747 for the three months ended March 31, 2000. The Company attributes the increase primarily to increase in research for a new product line.

         Liquidity

The Company had a negative working capital of approximately $280,000 as of March 31, 2000 compared to a negative working capital of approximately $(80,000) as of March 31, 1999. The increase is primarily attributable to the continued losses.

The Company however does not have sufficient working capital to sustain its current levels of operations nor to commence operations in the ceramic industry. During 2000 and 1999 the Company has been unable to pay its indebtedness on a timely basis. It has defaulted on several obligations including a loan from Dutchess County Economic Development Corp. and amounts due on equipment leases. In addition it has been unable to pay its lease payments for its facility or pay its chief executive officer salary an aggregate amount of $25,000 for the months ended March 31, 2000 and 1999, respectively. These payments have been waived and the amount thereof has been added to capital as a capital contribution.

In March 1999, the Company completed a private placement of its securities by issuing 2% Series A Senior Subordinated Convertible Debentures. Through such placement, the Company raised $600,000.

Prior to May 2000, the Company has not introduced its process or has it manufactured product on a commercial basis. It has produced samples of its product, had such sample tested by independent laboratories at the Company's expenses has provided samples to potential customers and has acquired and converted equipment for use for its process. The Company has estimated it needs additional funds to commence commercial operations in order, among other things to purchase additional equipment estimated to cost approximately $450,000. It has received small orders for the commercial orders but these orders are for teaching of the products.

PART II.     Other Information

           Item 1.  Legal Proceedings

                    Management of the Company is not aware of any legal proceedings, threatened legal proceedings to which the Company is a party or to which the property of the Company is subject as a defendant.

           Item 6.  Exhibits and Reports on Form 8-K

                    (a)   Exhibits:
                          27.1        Financial Data Schedule

                    (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 21, 2000


                                     CETEK TECHNOLOGIES, INC

                                     By:  /s/ Fayiz Hilal
                                          --------------------------------------
                                          Fayiz Hilal
                                          President and Chief Executive Officer