Form 10-Q
period 2000-06-30
CETEK TECHNOLOGIES INC
filed 2000-08-21
CIK 824107

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

Yes    X         No
     -----           -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At June 30, 2000, there were 47,538,842 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                                           INDEX

                                                                            Page

Part I.    Financial Information                                            1

  Item 1. Financial Statements

          Balance Sheets as of June 30, 2000
          (unaudited) and December 31, 1999                                 2

          Statements of Operations   and for the
          Three and Six Months Ended June 30, 2000
          and 1999 (unaudited)                                              3

          Statements of Cash Flows   for the and Six
          Months Ended June 30, 2000 and 1999 (unaudited)                 4 - 5

          Notes to Financial Statements (unaudited)                       6 - 7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          or Plan of Operations                                           8 - 10

Part II.  Other Information

  Item 1. Legal Proceedings                                                11

  Item 6. Exhibits and Report on Form 8-K                                  11

Signatures                                                                 12

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

                  The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                     ASSETS
                                            June 30,             December 31,
                                              2000                   1999
                                         -------------             --------
                                           (Unaudited)
Current Assets:
  Cash and cash equivalents              $   283,082            $  377,673
  Marketable securities                      266,768                  -
  Certificate of deposit                     383,670                  -
  Accounts receivable                         53,813                30,693
  Inventory                                   35,582                32,296
  Prepaid expenses                            27,642               102,236
                                          ----------             ---------

     Total Current Assets                  1,050,557               542,898

Property and equipment - net                 488,304               474,200

Other assets                                   3,297                 4,575
                                          ----------             ---------

     TOTAL ASSETS                        $ 1,542,158            $1,021,673
                                          ==========             =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Short-term debt                        $    75,000          $   138,000
  Current portion of long-term debt           74,428               69,284
  Current maturities of capitalized
   lease obligations                         171,923              145,804
  Accounts payable                            42,466               46,975
  Accrued expenses                           231,574              222,696
                                           ----------           ----------

     Total Current Liabilities               595,391              622,759

Long term capital lease obligations            6,259               36,680
Long-term debt                               789,334               59,066
Note payable to officer                      237,801              237,801
                                           ----------           ----------

     Total Liabilities                     1,628,785              956,306
                                           ----------           ----------

Stockholders' Deficiency:
  Preferred stock; par value $.001
   per share - authorized 1,000,000
   shares; none issued                            --                   --
  Common stock, par value $.001 per
   share - authorized, 50,000,000
   shares; outstanding 47,538,842
   and 46,977,516 shares                       47,539               46,978
  Paid in capital                           2,309,534            2,021,515
  Cumulative other comprehensive income        16,768                   --
  (Deficit)                                (2,460,468)         (2,003,126)
                                           ----------           ----------

     Total Stockholders' Equity
      (Deficiency)                            (86,627)              65,367
                                           ----------           ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIENCY)                 $ 1,542,158          $ 1,021,673
                                           ==========           ==========

                     CETEK TECHNOLOGIES, INC AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                             Six Months Ended        Three Months Ended
                                                 June 30,                  June 30,
                                        ------------------------     ------------------------
                                            2000            1999       2000            1999
                                           ------          ------      ----            ----

Sales-net                             $    179,658   $    163,940   $    108,379     $   97,677
                                        -----------  -------------   -----------       ---------

Costs and Expenses:

    Cost of sales                          221,895         83,588        112,029          56,316
    Selling, general and
     administrative expenses                79,469         87,175         35,794          33,743
    Research and development               263,126         29,908        189,171          28,386
    Interest expense                        80,763        150,452         42,330          14,610
    Dividend and interest income             8,253          7,007          5,238           7,007
                                       -----------     ----------    -----------     -----------
                                           637,000        444,116        374,086         126,048
                                       -----------     ----------    -----------     -----------

Net earnings (loss)                   $   (457,342)   $  (280,176)  $   (265,707)    $   (28,371)
                                       ===========     ==========    ===========     ============

(Loss) per common share - basic
 and diluted                                 $ .01          $(.01)         $(.01)    $        --
                                              ====           ====           ====     ===========

Weighted average number of
 common shares outstanding - basic
 and diluted                            47,486,554     28,020,192     47,486,554       28,020,192
                                        ==========     ==========     ==========     ============




                                   (Continued)
                 See notes to consolidated financial statements.

                     CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS


                                                     Six Months Ended
                                                          June 30,
                                                    2000          1999
                                                   ------        ------
                                                           (Unaudited)
Cash flows from operating activities:
   Net (loss)                                     $ (457,342)     $ (280,176)
   Adjustments to reconcile
    net (loss) to net cash
    provided by operating
    activities:
    Depreciation                                      65,688          45,438
    Non cash rent expense                             25,000          25,000
    Non cash compensation                             25,000         116,000
    Non cash interest expense                         30,580             --
    Unrealized gain on marketable
     securities                                       16,768             --
   Changes in operating assets                       (30,165)        (52,674)
                                                   ---------         ---------

  Net Cash (Used in )
   Operating Activities                             (324,471)       (146,412)
                                                   ---------         ---------

Cash flows from investing activities:
   Purchase of equipment                             (79,792)       (120,732)
   Purchase of marketable securities
    and certificates of deposit                     (650,438)       (507,007)
                                                   ---------         ---------

  Net Cash (Used in) Investing
   Activities                                       (730,230)       (627,739)
                                                   ---------        ---------

Cash flows from financing activities:
  Proceeds from sale of
   common stock                                           --         451,757
  Proceeds from sale of convertible
   debentures                                             --         600,000
  Proceeds from loan                                 750,000              --
  Contribution from officer                          250,000              --
  Repayment of borrowings                            (39,890)        (28,828)
                                                    --------       ---------

  Net Cash Provided by
   Financing Activities                              960,110       1,022,929
                                                   ---------       ---------

                                      CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                                        STATEMENT OF CASH FLOWS (continued)

                                                     Six Months Ended
                                                          June 30,
                                                    2000          1999
                                                   ------        ------
                                                           (Unaudited)

Net increase (decrease)
  in Cash                                           (94,591)     248,778

Cash - beginning of period                          377,673       17,350
                                                    --------    --------

Cash - end of period                              $ 283,082    $ 266,128
                                                    ========    ========

Changes in operating assets
 and liabilities net of effect from
 purchase of C.W., inc. consist of:
  (Increase) decrease in accounts
   receivable                                       (23,120)      31,012
  (Increase) decrease in inventory                   (3,286)     (20,616)
  (Increase) decrease in prepaid
   expenses                                          (9,406)     (44,564)
  Decrease in other assets                            1,278        1,277
  Increase (decrease) in accounts
   payable                                           (4,509)      22,993
  Increase in accrued expenses                        8,878      (42,776)
                                                    --------     -------

                                                  $ (30,165)   $ (52,674)
                                                   ========     ========
Supplementary Information:
  Cash paid during the year for:
     Interest                                     $   4,347    $   8,343
                                                   ========     ========
     Income taxes                                 $     680    $   1,537
                                                   ========     ========

Non-cash financing activities:
  Conversion of debt to common
   stock                                          $  42,000    $ 273,000
                                                   ========     ========
  Fair value of rent contributed
   by officer                                     $  25,000    $  25,000
                                                   ========     ========
  Issuance of warrants in
   connection with loan financing                 $      --      $
                                                   ========     ========
  Forgiveness of officers salary                  $  25,000    $  25,000
                                                   ========     ========
  Unrealized gain (loss) on marketable
   securities                                     $  16,768    $  (5,577)
                                                   ========     ========

                     CETEK TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of June 30, 2000, and the consolidated statements of operations and comprehensive income and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. The information for December 31, 1999 was derived from audited financial statements.

2.           Nature of Business and Liquidity

             The Company's financial statements for the six months ended June 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

             The Company was in default at June 30, 2000 on its loan agreements and its capitalization lease obligations. Additionally, the Company has incurred net losses of $457,400 for the six months ended June 30, 2000 and $854,000 for the year ended December 31, 1999. The Company has a stockholders' deficiency of $86,600 as of June 30, 2000. Management recognizes that the Company's continued existence is dependent upon its ability to increase its sales sufficiently to cover its costs and expenses. In April 2000 the Company borrowed $750,000 from third parties and the Company's principal shareholder advanced the Company $250,000. Additionally, in an effort to increase its sales and profitability, management is aggressively seeking new business. Management's plans include possible strategic alliances and mergers or acquisitions with other companies that may be compatible with the Company.

             However, there is no assurance that mergers or acquisitions will take place or the increase in sales will materialize. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

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

5. In April 2000, the Company borrowed $750,000 from various individuals, with interest at 3% per year, due July 2001. Interest expense has been recorded charged at 12% per year with the imputed interest recorded as additional paid in capital.

6. In April 2000 the Company's chief executive officer contributed $250,000. The Company recorded the advance as a contribution to paid-in-capital.

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

    Plan of Operation

         The Company has incurred losses since inception. The Company has completed the development of its Cetek Process for commercial purposes. During 2000, the Company will seek to change the emphasis of its business operations from contract manufacturing work to its ceramic operations. The Company is satisfied that it is ready to market products utilizing the Cetek Process. Its main focus during the year 2000 will be to explore the marketability of product manufactured through the Cetek Process. The Company has held discussions with several potential customers and supplied these potential customers with samples. If it obtains sufficient customer interest it will seek financing of its ceramic operation necessary to purchase any needed equipment and for operating expenses. The Company will also hire additional employees for production and marketing of its product. The Company also intends to pursue contract manufacturing operation but will allocate more of its resources to its ceramic operations if the ceramic operations increase.

Six Months ended June 30, 2000 vs.
   Six Months ended June 30, 1999

         Net Sales
             Net sales increased from $163,940 during the first six months of 1999 to $179,658 during the first six months of 2000. The Company considers the increase to be immaterial.

         Cost of Sales
             Cost of sales increased from $183,588 during the first six months of 1999 to $221,895 during the first six months of 2000. The increase in cost of sales is due primarily to an increase in the material content of goods being manufactured.

         General and Administrative Expenses
             General and administrative expenses decreased from $87,175 during the first six months of 1999 to $79,469 during the first six months of 2000. The Company considers the decrease to be immaterial.

         Interest Expense
         Interest expense decreased from $150,452 for the six months ended June 30, 1999 to $80,763 for the six months ended June 30, 2000. The Company attributes the decrease primarily to the valuation of common stock warrants in connection with the sale of the Company's common stock during the six months ended June 30, 1999.

         Research and Development
         Research and Development increased from $29,908 for the six months ended June 30, 1999 to $80,763 for the six months ended June 30, 2000. The Company attributes the increase primarily to an increase in research for a new product line.

         Liquidity
         The Company had a working capital of approximately $455,000 as of June 30, 2000 compared to a working capital of approximately $101,000 as of June 30, 1999. The increase is primarily attributable to increases in additional paid in capital and notes payable.

Three Months ended June 30, 2000 vs.
   Three Months ended June 30, 1999

         Net Sales
             Net sales increased from $97,677 during the three months ended June 30 1999 to $108,379 during the three months ended June 30, 2000. The Company considers the increase to be immaterial.

         Cost of Sales
             Cost of sales increased from $56,316 during the three months ended June 30, 1999 to $112,029 during the three months ended June 30, 2000. The Company attributes this increase primarily to the reasons set forth in the six month analysis.

         General and Administrative Expenses
             General and administrative expenses increased from $33,743 during the three months ended June 30, 1999 to $35,794 during the three months ended June 30, 2000. The Company considers the increase to be immaterial.

         Interest Expense
         Interest expense increased from $28,366 for the three months ended June 30, 1999 to $42,330 for the three months ended June 30, 2000.

         Research and Development
         Research and Development increased from $14,610 for the three months ended June 30, 1999 to $189,171 for the three months ended June 30, 2000. The Company attributes the increase primarily to an increase in research for a new product line.

         Liquidity and Capital Resources
         As of June 30, 2000 the Company currently has sufficient working capital to sustain its current levels of operations but not sufficient working capital to commence operation in the ceramic industry. During 2000 and 1999 the Company has been unable to pay its indebtedness on a timely basis. It has defaulted on several obligations including a loan from Dutchess County Economic Development Corp. and amounts due on equipment leases. In addition it has been unable to pay its lease payments for its facility or pay its chief executive officer salary. These payments have been waived and have been recorded as a capital contribution.

         In March 1999, the Company completed a private placement of its securities by issuing 2% Series A Senior Subordinated Convertible Debentures. Through such placement, the Company raised $600,000. During 1999, the Company also obtained additional funds of $400,000 from the sale of equity.

         In April 2000 the Company borrowed $750,000 from third parties and the Company's principal shareholder advanced the Company $250,000.

         The Company's present liquidity problem stems from the funding requirements necessary to develop the Cetek Process. The Company utilized the funds to produce samples of its product which it either had tested by independent laboratories or provided to potential customers. It also acquired and converted funds to commercial operations in order, among other things to purchase additional equipment estimated to cost approximately $450,000.

         Prior to August 2000, the Company has not introduced its process or has it manufactured product on a commercial basis. It has produced samples of its product, had such sample tested by independent laboratories at the Company's expenses has provided samples to potential customers and has acquired and converted equipment for use for its process. The Company has estimated it needs additional funds to commence commercial operations in order, among other things, to purchase additional equipment estimated to cost approximately $450,000. It has received small orders for the commercial orders but these orders are for demonstration of the products.

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


           Item 6.  Exhibits and Reports on Form 8-K

                    (a)   Exhibits:
                          27.1        Financial Data Schedule

                    (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 2000.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 21, 2000

                            CETEK TECHNOLOGIES, INC

                            By:   /s/     Fayiz Hilal
                               -------------------------
                                 Fayiz Hilal
                                 President and Chief Executive Officer