Form 10QSB
period 2000-09-30
CETEK TECHNOLOGIES INC
filed 2000-11-13
CIK 824107

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

         At November 7, 2000, there were 47,538,842 shares of Common Stock, no par value, outstanding.

                        PURCHASE POINT MEDIA CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----

Part I.     Financial Information                                           1

  Item 1.   Financial Statements

            Balance Sheets as of September 30,
             2000 (unaudited) and December 31, 1999                         2

            Statements of Operations and Comprehensive
             (Loss) for the Nine and Three Months
             Ended September 30, 2000 and 1999 (unaudited)                3 - 4

            Statements of Cash Flows for the Nine
             Months Ended September 30, 2000 and
             1999 (unaudited)                                             5 - 6

            Notes to Financial Statements (unaudited)                     7 - 9

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             or Plan of Operations                                        9 - 12

Part II. Other Information

  Item 1.   Legal Proceedings                                              13

  Item 6.   Exhibits and Report on Form 8-K                                13

Signatures                                                                 14

PART I.  Financial Information

         Item 1.  Financial Statements
                  --------------------

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                  The results of operations for the nine months ended
September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                    CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                     ASSETS

                                                    September 30,   December 31,

                                                        2000           1999
                                                     -----------    -----------
                                                     (Unaudited)

Current Assets:
  Cash and cash equivalents                          $   272,498    $   377,673
  Marketable securities                                   54,694           --
  Certificate of deposit                                 288,883           --
  Accounts receivable                                     47,032         30,693
  Inventory                                               32,365         32,296
  Prepaid expenses                                        11,586        102,236
                                                     -----------    -----------

     Total Current Assets                                707,058        542,898

Property and equipment - net                             648,959        474,200

Other assets                                               2,658          4,575
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 1,358,675    $ 1,021,673
                                                     ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Short-term debt                                    $    73,000    $   138,000
  Current portion of long-term debt                       72,211         69,284
  Current maturities of capitalized
   lease obligations                                     146,436        145,804
  Accounts payable                                        64,854         46,975
  Accrued expenses                                       246,425        222,696
                                                     -----------    -----------

     Total Current Liabilities                           602,926        622,759

Long term capital lease obligations                       29,550         36,680
Long-term debt                                           782,481         59,066
Note payable to officer                                  247,401        237,801
                                                     -----------    -----------

     Total Liabilities                                 1,662,358        956,306
                                                     -----------    -----------

Stockholders' Deficiency:
  Preferred stock; par value $.001
   per share - authorized 1,000,000
   shares; none issued                                      --             --
  Common stock, par value $.001 per
   share - authorized, 50,000,000
   shares; outstanding 47,538,842
   and 46,977,516 shares                                  47,539         46,978
  Paid in capital                                      2,364,217      2,021,515
  Cumulative other comprehensive income                    4,718           --
  (Deficit)                                           (2,720,157)    (2,003,126)
                                                     -----------    -----------

     Total Stockholders' Equity
      (Deficiency)                                      (303,683)        65,367
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIENCY)                            $ 1,358,675    $ 1,021,673
                                                     ===========    ===========

                     CETEK TECHNOLOGIES, INC AND SUBSIDIARY
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                           Nine Months Ended              Three Months Ended
                                             September 30,                   September 30,
                                     ----------------------------    ----------------------------
                                         2000            1999            2000            1999
                                     ------------    ------------    ------------    ------------
Sales-net                            $    204,894    $    265,977    $     25,236    $    102,037
                                     ------------    ------------    ------------    ------------

Costs and Expenses:

    Cost of sales                         315,157         403,501          93,262         219,913
    Selling, general and
     administrative expenses              138,080         143,736          58,611          56,561
    Research and development              422,319          37,698         159,193           7,790
    Interest expense                      106,679         367,325          25,916         216,873
    Dividend and interest income           15,310          14,186           7,057           7,179
    Realized gain on investment            45,000            --            45,000            --
                                     ------------    ------------    ------------    ------------
                                          921,925         938,074         284,925         493,958
                                     ------------    ------------    ------------    ------------

Net loss                             $   (717,031)   $   (672,097)   $   (259,689)   $   (391,921)
                                     ============    ============    ============    ============

Loss per common share - basic
 and diluted                         $        .02    $       (.02)   $       (.01)   $       (.01)
                                     ============    ============    ============    ============

Weighted average number of
 common shares outstanding - basic
 and diluted                           47,486,554      37,198,783      47,486,554      37,198,783
                                     ============    ============    ============    ============



                                  (Continued)
                See notes to consolidated financial statements.

                     CETEK TECHNOLOGIES INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            (unaudited) (continued)


                                                               Nine Months Ended         Three Months Ended
                                                                 September 30,              September 30,
                                                             ----------------------    ----------------------
                                                               2000         1999         2000         1999
                                                             ---------    ---------    ---------    ---------
Net loss                                                     $(717,031)   $(672,097)   $(259,689)   $(391,921)


Other comprehensive income (expense), net of income taxes:
   Unrealized gain (loss) on
    marketable securities                                        4,718         --        (12,050)        --
                                                             ---------    ---------    ---------    ---------
Comprehensive loss                                           $ 712,313    $(672,097)   $(271,739)   $(391,921)
                                                             =========    =========    =========    =========


                    CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                            STATEMENT OF CASH FLOWS

                                                        Nine Months Ended
                                                          September 30,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------
                                                           (Unaudited)

Cash flows from operating activities:

   Net (loss)                                      $  (717,031)     $  (672,097)
   Adjustments to reconcile
    net (loss) to net cash
    provided by operating
    activities:
    Depreciation                                       101,614           73,953
    Non cash expenses                                   75,000           75,000
    Non cash interest expense                           60,226          279,000
    Unrealized gain on marketable
     securities                                          4,756             --
   Changes in operating assets                          33,767          (17,838)
                                                   -----------      -----------

  Net Cash (Used in )
   Operating Activities                               (441,668)        (261,982)
                                                   -----------      -----------

Cash flows from investing activities:

   Purchase of equipment                              (276,373)        (256,840)
   Purchase of marketable securities
    and certificates of deposit                       (343,577)        (463,905)
                                                   -----------      -----------

  Net Cash (Used in) Investing

   Activities                                         (619,950)        (720,745)
                                                   -----------      -----------

Cash flows from financing activities:

  Proceeds from sale of
   common stock                                           --            451,759
  Proceeds from sale of convertible
   debentures                                             --            600,000
  Proceeds from loan                                   750,000
  Contribution from officer                            250,000            5,000
  Repayment of borrowings                              (53,157)         (40,950)
  Proceeds from officer                                  9,600             --
                                                   -----------      -----------

  Net Cash Provided by

   Financing Activities                                956,443        1,015,809
                                                   -----------      -----------

                    CETEK TECHNOLOGIES, INC. AND SUBSIDIARY
                      STATEMENT OF CASH FLOWS (continued)


                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                       2000             1999
                                                     ---------        ---------
                                                            (Unaudited)

Net increase (decrease)
  in Cash                                             (105,175)          33,082

Cash - beginning of period                             377,673           17,350
                                                     ---------        ---------

Cash - end of period                                 $ 272,498        $  50,432
                                                     =========        =========

Changes in operating assets
 and liabilities net of effect from
 purchase of C.W., inc. consist of:
  (Increase) decrease in accounts
   receivable                                          (16,339)          22,858
  (Increase) decrease in inventory                         (69)         (20,616)
  (Increase) decrease in prepaid
   expenses                                              6,650          (14,175)
  Decrease in other assets                               1,917            1,916
  Increase (decrease) in accounts
   payable                                              17,879            6,784
  Increase in accrued expenses                          23,729          (14,605)
                                                     ---------        ---------

                                                     $  33,767        $ (17,838)
                                                     =========        =========
Supplementary Information:
  Cash paid during the year for:
     Interest                                        $  13,420        $  15,890
                                                     =========        =========
     Income taxes                                    $   2,578        $   1,537
                                                     =========        =========

Non-cash financing activities:
  Conversion of debt to common
   stock                                             $  42,000        $ 587,000
                                                     =========        =========
  Fair value of rent contributed
   by officer                                        $  37,500        $  37,500
                                                     =========        =========
  Forgiveness of officers salary                     $  37,500        $  37,500
                                                     =========        =========
  Unrealized gain on marketable
   securities                                        $   4,718        $  20,622
                                                     =========        =========
  Capitalized lease obligation                       $    --          $  50,000
                                                     =========        =========

                     CETEK TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations and comprehensive (loss) and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income and cash flows for all periods presented have been made. The information for December 31, 1999 was derived from audited financial statements.

2.       Nature of Business and Liquidity

         The Company's financial statements for the nine months ended September 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

         The Company was in default at September 30, 2000 on its loan agreements and its capitalization lease obligations. Additionally, the Company has incurred net losses of $717,000 for the nine months ended September 30, 2000 and $854,000 for the year ended December 31, 1999. The Company has a stockholders' deficiency of $303,700 as of September 30, 2000. Management recognizes that the Company's continued existence is dependent upon its ability to increase its sales sufficiently to cover its costs and expenses. In April 2000 the Company borrowed $750,000 from third parties and the Company's principal shareholder advanced the Company $250,000. Additionally, in an effort to increase its sales and profitability, management is aggressively seeking new business. Management's plans include possible strategic alliances and mergers or acquisitions with other companies that may be compatible with the Company.

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

3.       Loss Per Common Share

         Basic loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to stock options, warrants and convertible debt, which, if exercised, would have a dilutive effect on earnings per share. During the nine and three months ended September 30, 2000 and 1999, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

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

5.       Long-Term Debt

         In April 2000, the Company borrowed $750,000 from various individuals, with interest at 3% per year, due July 2001. Interest expense has been recorded charged at 12% per year with the imputed interest recorded as additional paid in capital.

6.       Related Party Transactions

         In April 2000 the Company's chief executive officer contributed $250,000. The Company recorded the advance as a contribution to paid-in-capital.

7.       New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, ("SFAS 133"). SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect such adoption to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 2.  Management's Discussion and Analysis of Plans of Operations

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, (a) the risk that it may be unable to respond adequately to rapidly changing technological developments in its industry, (b) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company, (c) the likelihood that revenues may vary significantly from one accounting period to another accounting period due to a variety of factors, including customers' buying decisions, the Company's product mix and general market and economic conditions, (d) the Company's reliance on certain substantial customers, and (e) risks associated with the Company's ability to manufacture and deliver products in a manner that is responsive to its customers' needs. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in
Item 1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, which could cause actual results to differ materially from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

         The following discussion and analysis should be read in conjunction with the Financial Statements and related footnotes.

Plan of Operations

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

Nine Months ended September 30, 2000 vs.
  Nine Months ended September 30, 1999
----------------------------------------

Net Sales

         Net sales decreased from $265,977 during the first nine months of 1999 to $204,894 during the first nine months of 2000. The Company considers the decrease to be immaterial.

Cost of Sales

         Cost of sales decreased from $403,501 during the first nine months of 1999 to $315,157 during the first nine months of 2000. The decrease in cost of sales is due primarily to an decrease in the material content of goods being manufactured.

General and Administrative Expenses

         General and administrative expenses decreased from $143,736 during the first nine months of 1999 to $138,080 during the first nine months of 2000. The Company considers the decrease to be immaterial.

Interest Expense

         Interest expense decreased from $367,325 for the nine months ended September 30, 1999 to $106,679 for the nine months ended September 30, 2000. The Company attributes the decrease primarily to the valuation of common stock warrants in connection with the sale of the Company's common stock during the nine months ended September 30, 1999.

Research and Development

         Research and Development increased from $37,698 for the nine months ended September 30, 1999 to $422,319 for the nine months ended September 30, 2000. The Company attributes the increase primarily to an increase in research for a new product line.

Three Months ended September 30, 2000 vs.
  Three Months ended September 30, 1999
-----------------------------------------

Net Sales

         Net sales decreased from $102,037 during the three months ended September 30, 1999 to $25,236 during the three months ended September 30, 2000. The Company considers the decrease to be immaterial.

Cost of Sales

         Cost of sales decreased from $219,913 during the three months ended September 30, 1999 to $93,262 during the three months ended September 30, 2000. The Company attributes this decrease primarily to the reasons set forth in the nine month analysis.

General and Administrative Expenses

         General and administrative expenses increased from $56,561 during the three months ended September 30, 1999 to $58,611 during the three months ended September 30, 2000. The Company considers the increase to be immaterial.

Interest Expense

         Interest expense decreased from $216,873 for the three months ended September 30, 1999 to $25,916 for the three months ended September 30, 2000. The Company attributes this decrease primarily to the reasons set forth in the nine month analysis.

Research and Development

         Research and Development increased from $7,790 for the three months ended September 30, 1999 to $159,193 for the three months ended September 30, 2000. The Company attributes the increase primarily to an increase in research for a new product line.

Liquidity and Capital Resources

         As of September 30, 2000 the Company currently has sufficient working capital to sustain its current levels of operations but not sufficient working capital to commence operation in the ceramic industry. During 2000 and 1999 the Company has been unable to pay its indebtedness on a timely basis. It has defaulted on several obligations including a loan from Dutchess County Economic Development Corp. and amounts due on equipment leases. In addition it has been unable to pay its lease payments for its facility or pay its chief executive officer salary. These payments have been waived and have been recorded as a capital contribution.

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

         Prior to October 2000, the Company has not introduced its process or has it manufactured product on a commercial basis. It has produced samples of its product, had such sample tested by independent laboratories at the Company's expenses has provided samples to potential customers and has acquired and converted equipment for use for its process. The Company has estimated it needs additional funds to commence commercial operations in order, among other things, to purchase additional equipment estimated to cost approximately $450,000. It has received small orders for the commercial orders but these orders are for demonstration of the products.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, ("SFAS 133"). SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect such adoption to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

PART II. Other Information

         Item 1.  Legal Proceedings
                  -----------------

                  Management of the Company is not aware of any legal proceedings, threatened legal proceedings to which the Company is a party or to which the property of the Company is subject as a defendant.

         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits:

                           27.1     Financial Data Schedule

                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2000

                                             CETEK TECHNOLOGIES, INC

                                             By: /s/ Fayiz Hilal
                                                 -------------------------------
                                                 Fayiz Hilal
                                                 President, Financial Officer
                                                 and Chief Executive Officer